Form 10-K
period 2002-12-31
MORTGAGE ASSET SEC TRANS INC MORT PAS THR CERT SER 2002-NC1
filed 2003-03-28
CIK 1202188

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-75724-12

MORTGAGE ASSET SECURITIZATION TRANSACTIONS INC
(Exact name of registrant as specified in its charter)

Delaware                          61-204982
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

1285 Ave of the Americas
New York, NY                                    10019
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (212) 713-2000

MORTGAGE ASSET SECURITIZATION TRANSACTIONS INC
MORTGAGE PASS-THROUGH CERTIFICATES Series 2002-NC1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes             X - No *
        * The closing date for the transaction was 10/29/2002

                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      MORTGAGE ASSET SECURITIZATION TRANSACTIONS INC
      MORTGAGE PASS-THROUGH CERTIFICATES
      Series 2002-NC1 Class A-1                1
      Series 2002-NC1 Class A-2                5
      Series 2002-NC1 Class S                  3
      Series 2002-NC1 Class M-1                6
      Series 2002-NC1 Class M-2                6
      Series 2002-NC1 Class M-3                6
      Series 2002-NC1 Class M-4                3
      Series 2002-NC1 Class CE                 1
      Series 2002-NC1 Class P                  1

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
		     99.4  Management Assertion on USAP

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      November 25, 2002;  December 26, 2002



      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Bank NA, as Trustee for:
MORTGAGE ASSET SECURITIZATION TRANSACTIONS INC
MORTGAGE PASS-THROUGH CERTIFICATES Series 2002-NC1

      	/s/  	Bryan R. Calder
      Name:		Bryan R. Calder
      Title:	Executive Vice President
	Date: 	March 31, 2003


Sarbanes-Oxley Certification

I, Bryan R. Calder, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of MORTGAGE ASSET SECURITIZATION TRANSACTIONS INC
MORTGAGE PASS-THROUGH CERTIFICATES Series 2002-NC1

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Ocwen Federal Bank, as Servicer


Date:               3/27/03
Signature:          /s/	Bryan R. Calder
Name:			  Bryan R. Calder
Company:            U.S. Bank N.A
Title:              Executive Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
		   99.4 Management Assertion on USAP



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      MORTGAGE ASSET SECURITIZATION TRANSACTIONS INC
      MORTGAGE PASS-THROUGH CERTIFICATES Series 2002-NC1

STATEMENT TO CERTIFICATEHOLDERS

Class     Cusip                      Beg Bal                       Prin
A-1     61909QAA4                   505,217,000                   6,636,665
A-2     61909QAB2                   221,733,000                   3,736,324
S       61909QAC0                    94,000,000                           0
M-1     61909QAD8                    62,823,000                           0
M-2     61909QAE6                    48,463,000                           0
M-3     61909QAF3                    35,450,000                           0
M-4     61909QAG1                    11,667,000                           0
CE          NA                       12,115,969                           0
P           NA                              100                           0
Total                               897,469,069                  10,372,989


Class      Int                        Total         Losses       End Bal
A-1       1,588,718                   8,225,383       0         498,580,335
A-2         722,412                   4,458,736       0         217,996,676
S           940,000                     940,000       0          94,000,000
M-1         246,441                     246,441       0          62,823,000
M-2         229,149                     229,149       0          48,463,000
M-3         210,455                     210,455       0          35,450,000
M-4          74,902                      74,902       0          11,667,000
CE        7,902,066                   7,902,066       0          12,115,969
P           139,119                     139,119       0                 100
Total    12,053,262                  22,426,251       0         887,096,080


AMOUNTS PER $1,000 UNIT

Class      Prin                        Int                        Total
A-1       13.136265                    3.144626                   16.280891
A-2       16.850555                    3.258025                   20.108579
S          0.000000                   10.000000                   10.000000
M-1        0.000000                    3.922778                    3.922778
M-2        0.000000                    4.728333                    4.728333
M-3        0.000000                    5.936667                    5.936667
M-4        0.000000                    6.420001                    6.420001
CE         0.000000                  652.202609                  652.202609
P          0.000000                  1391189.30                  1391189.30

Class     Losses                     End Bal                       Rate
A-1        0.000000                  986.863735                     1.75000%
A-2        0.000000                  983.149445                     1.82000%
S          0.000000                 1000.000000                     6.00000%
M-1        0.000000                 1000.000000                     2.23000%
M-2        0.000000                 1000.000000                     2.73000%
M-3        0.000000                 1000.000000                     3.48000%
M-4        0.000000                 1000.000000                     3.78000%
CE         0.000000                 1000.000000                     5.35586%
P          0.000000                 1000.000000                     0.00000%

Section 4.02 (ii),(xv)
INTEREST

                       Interest                     Unpaid
                     Distribution                  Interest
Class                   Amount                      Amount
A-1                     1,588,718                           0
A-2                       722,412                           0
S                         940,000                           0
M-1                       246,441                           0
M-2                       229,149                           0
M-3                       210,455                           0
M-4                        74,902                           0
CE                      7,902,066                           0
P                         139,119               NA
TOTAL                  12,053,262                           0

                    Reduction from the Allocation of:

                       Realized
Class                   Losses         PPIS          RAIS
A-1                       0             0             0
A-2                       0             0             0
S                         0             0             0
M-1                       0             0             0
M-2                       0             0             0
M-3                       0             0             0
M-4                       0             0             0
CE                        0             0             0
P                         0             0             0
TOTAL                     0             0             0


Section 4.02 (xvi), (xvii)
PPIS & RAIS
Prepayment Interest Shortfalls not
covered by the servicer pursuant to Section 3.24                          0

Relief Act Interest Shortfalls                                            0

Section 4.06 (xviii)
Overcollateralization Amount                                     12,115,969
Overcollateralization Release Amount                                      0
Overcollateralization Deficiency                                          0
Overcollateralization Target Amount                              12,115,969
Monthly Excess Cashflow                                           7,902,066

Credit Enhancement Percentage                                        19.222%

Section 4.02 (v),(vi)
POOL
Stated Principal Balance of Mortgage Loans                      887,096,080
Number of Mortgage Loans                                              6,047

Section 4.02 (vi)
WAC & WAM
Weighted Average Remaining Term to Maturity                             351
Weighted Average Mortgage Interest Rate                              8.4853%

Section 4.02 (iv)
P&I ADVANCES
Aggregate Advances for the Collection Period                      1,727,874

Section 4.02 (vii)
DELINQUENCIES
                                   Unpaid Prin                 Stated Prin
                        Number         Bal                         Bal
30-59                    103         14,739,747                  14,715,977
60-89                     24          3,924,619                   3,916,627
90+                       0                   0                           0
Foreclosures              2             258,127                     257,455
Bankruptcies              4             460,168                     459,990

Section 4.02 (v),(ix)
REO
Number of REO Loans                                                       0
Stated Principal Balance of REO Properties                                0
Total Book Value of REO Properties:                                       0

Section 4.02 (viii)
      REO                          Unpaid Prin                 Stated Prin
      Loan Number                      Bal                         Bal



Section 4.06 (xxii)
Stepdown Date Occurrence                                                 NO
Trigger Event Occurrence                                                 NO
Realized Loss as a % of the Orig Pool Bal                           0.00000%

Section 4.02 (iii),(xii)
FEES

Trustee Fee                                                          14,939
Servicing Fee                                                       746,970
Extraordinary Trust Fund Expenses                                         0

Section 4.02 (x),(xi)
AVAILABLE FUNDS

Principal:
     Scheduled Principal                                          1,239,900
     Principal Prepayments (includes curtailments)                9,133,089
     Liquidation Proceeds                                                 0
Total Principal                                                  10,372,989

Net Interest (net of servicing & trustee fee)                    11,914,143

Available Funds (total principal plus net interest)              22,287,132

Section 4.02 (x),(xi)
PREPAYMENT
PENALTIES

Prepayment Penalties                                                139,119

Section 4.02 (xi)
LOSSES

Current Loss                                                              0
Aggregate Realized Losses                                                 0

Section 4.06 (xxi)
Liquidation Report

Loan #   Balance       Loss Amt   Loss Severity


Section 4.02 (xxi)
Aggregate Loss Severity Percentage                                   0.0000%

Section 4.02 (xxiv)
Net WAC Rate Carryover Amount

                     Net WAC Rate                                Amounts
Class               Carryover Amount                              Unpaid
A-1                       0                                         0
A-2                       0                                         0
S                         0                                         0
M-1                       0                                         0
M-2                       0                                         0
M-3                       0                                         0
M-4                       0                                         0

Section 4.02 (xiv)
FACTORS

                                      Factor
A-1                                     0.986864
A-2                                     0.983149
S                                       1.000000
M-1                                     1.000000
M-2                                     1.000000
M-3                                     1.000000
M-4                                     1.000000
CE                                      0.988442






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance


Officer's Certification on Annual Statement as to Compliance

March 13, 2003

RE:  MASTR Asset Backed Securities Trust 2002-NC1

Pursuant to the applicable sections of the Servicing Agreements, I, Ronald M. Faris, as officer of Ocwen Federal Bank FSB
(the "Bank"), confirm that a review of the activities of the Bank during the calendar year ending on December 31, 2002 and of the performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreements throughout such calendar year.

	/s/ Ronald M. Faris
	Ronald M. Faris
	President
	Ocwen Federal Bank FSB

	/s/ Andrew Dokos
	Andrew Dokos
	Treasurer
	Ocwen Federal Bank FSB
	1675 Palm Beach Lakes Boulevard
	West Palm Beach, FL 33401
	Mail to: P.O. Box 24737
 	West Palm Beach, FL 33416-4737



	EXHIBIT 99.3 -- Report of Independent Accountants


Independent Certified Public Accountant's Report

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to interest on escrows described in the third paragraph, Ocwen Federal
Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified
Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards in certain states related to interest on escrows applicable to the Bank during the year ended
December 31, 2002. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying
Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
March 14, 2003



	99.4 Management Assertion on USAP

Management Assertion on Compliance with USAP

March 14,2003

As of and for the year ended December 31, 2002, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers
Association of America's ("MBA's") Uniform Single
Attestation Program for Mortgage Bankers ("USAP").

Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended
December 31, 2002. The Bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.

	/s/ Ronald M. Faris
	    Ronald M. Faris
	    President

	/s/ Scott W. Anderson
	    Scott W. Anderson
	    Senior Vice President of Residential Assets

	/s/ James D. Campbell
	    James D. Campbell
	    Director of Investor Reporting

	Ocwen Federal Bank FSB
	1675 Palm Beach Lakes Boulevard
	West Palm Beach, FL 33401
	Mail to: P.O. Box 24737
 	West Palm Beach, FL 33416-4737